Form 10-K405
period 1997-09-30
OAKWOOD MORTGAGE INVESTORS INC OMI TRUST 1996-B
filed 1997-12-29
CIK 1022419

OMB APPROVAL

                                                OMB NUMBER             3235-0063
                                                EXPIRES:           JUNE 30, 1997
                                                ESTIMATED AVERAGE BURDEN
                                                HOURS PER RESPONSE  .... 1711.00



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934.  [FEE REQUIRED]

For the fiscal year ended September 30, 1997
                          -------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.  [NO FEE REQUIRED]

For the transition period from ____________________ to _____________________


Commission file number 33-99320
                      -----------


                                OMI TRUST 1996-B
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                         23-2855625
    -------------------------------------------------------------------------
   State or other  jurisdiction of         (I.R.S.  Employer Identification No.)
   incorporation or organization


     c/o PNC Bank, N.A.
     Corporate Trust Department
     Attention:  Judy Wisniewskie
     1700 Market Street, Suite 412, hiladelphia, PA               19103
   --------------------------------------------------------------------------
     (Address  of  principal  executive  offices)                    (Zip Code)

     Registrant's telephone number, including area code (215)585-8872
                                                                  --------------
     Securities registered pursuant to Section 12(b) of the Act:  None
                                                                  --------------
     Securities registered pursuant to Section 12(g) of the Act: None
                                                                --------------


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

                                    FORM 10-K
                                      INDEX
                                                                    Page Number
                                                                   ------------
PART I.

     Item 1. Business
     Item 2. Properties
     Item 3. Legal Proceedings
     Item 4. Submission of Matters to a Vote of Security Holders
PART II.

     Item 1. Market for  Registrant's  Common  Equity and  Related  Stockholder
             Matters
     Item 2. Selected  Financial  Data
     Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 4. Financial Statements  and  Supplementary  Data
     Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

     Item 1. Directors and Executive Officers of the Registrant
     Item 2. Executive Compensation
     Item 3. Security Ownership of Certain Beneficial Owners and Management
     Item 4. Certain Relationships and Related Transactions

PART IV.

     Item 1. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.

           At the end of the Registrant's fiscal year, there were a total of 54 holders of the Registrant's Series 1996-B Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class B-1 and Class B-2 (collectively, the "Certificates").

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not Applicable.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  Exhibits

                  99.1   Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

                  99.3  Servicer's Annual Compliance Statement as Required by
                        Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition)

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

                                        OMI TRUST 1996-B, REGISTRANT

                                        By:  OAKWOOD MORTGAGE INVESTORS, INC.,
                                              as servicer


Dated:  December 26, 1997                     /s/ Douglas R. Muir
                                            ---------------------
                                             Douglas R. Muir
                                             Vice President

                                INDEX OF EXHIBITS
                                                           Page of Sequentially
                                                               Numbered Pages
                                                              ----------------


     99.1 Annualized Remittance Report

     99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of the Registrant's Standard Terms to Pooling and Servicing Agreement
          (November 1995 Edition)..........................................__-__

     99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition)

OAKWOOD MORTGAGE INVESTORS, INC. 1996-B
OAKWOOD ACCEPTANCE CORP. - SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING: FISCAL YEAR 1997

NOTE: THIS FISCAL YEAR-END SERIES REPORT REPORTS INFORMATION ON THE ASSETS INCLUDED IN OMI TRUST 1996-B AS OF THE END OF THE PREPAYMENT PERIOD THAT BEGAN ON SEPTEMBER 1, 1997 AND ENDED ON SEPTEMBER 30, 1997 AND AS OF THE END OF THE COLLECTION PERIOD THAT BEGAN ON SEPTEMBER 2, 1997 AND ENDED ON OCTOBER 1, 1997. ACCORDINGLY, THE INFORMATION PRESENTED WITH REGARD TO THE CERTIFICATES REFLECTS INFORMATION AS OF THE CLOSE OF BUSINESS ON OCTOBER 15, 1997, WHICH IS THE DISTRIBUTION DATE ON WHICH COLLECTIONS WERE MADE AND LOSSES INCURRED DURING SUCH PREPAYMENT PERIOD AND COLLECTION PERIOD WERE PASSED THROUGH TO CERTIFICATEHOLDERS.



     Scheduled Principal Balance of Contracts
---------------------------------------------------------------------------------------
Beginning                                                                     Ending        Scheduled                    Scheduled
Principal         Scheduled      Prepaid      Liquidated     Contracts       Principal        Gross       Servicing      Pass Thru
Balance           Principal     Principal      Principal    Repurchased       Balance       Interest          Fee        Interest
---------         ---------     ---------      ----------   -----------      ---------     ----------      ---------     ---------

210,529,114.69  (6,348,260.40) (8,499,005.66) (6,611,337.02)    0.00      189,070,511.61  22,608,246.75  2,019,949.25  20,588,297.50
=============   ==============  =============  =============   ======     ===============  =============  ============  ============

                                Amount
Liquidation     Reserve     Available for
 Proceeds      Fund Draw     Distribution
-----------    ----------    -------------
4,712,432.49       0.00    42,167,945.30 (1)
============   ==========  =================



              Mezzanine Reserve Fund
-----------------------------------------------------------------
Beginning                       Investment    Balance Before        Reserve      Reserve          Balance After
 Balance    Deposits  Distrib.   Interest  10/15/97 Distribution   Fund Draw    Fund Deposit  10/15/97 Distribution    Excess
------------------------------------------------------------------------------------------------------------------------------
433,019.67    0.00   -20,663.78  20,699.78     433,055.67            0.00            0.00          433,055.67        1,730.67
==============================================================================================================================


     Reserve Fund Required Balance
-----------------------------------
 Before 10/15/97    After 10/15/97
    Distribution     Distribution
------------------ ----------------

  431,325.00           431,325.00
================== ================


 Reserve Fund Required Balance
--------------------------------
Before 10/15/97  After 10/15/97
 Distribution     Distribution
---------------  ---------------
 323,494.00       323,494.00
============     ============

    Reserve Fund Required Balance
   --------------------------------
Before 10/15/97       After 10/15/97
  Distribution          Distribution
 --------------      ------------------
   215,662.00             215,662.00
  ==============      ==================




  Class B-1
Reserve Fund
  Beginning                           Investment      Balance Before      Reserve     Reserve       Balance After
   Balance      Deposits    Distrib.   Interest   10/15/97 Distribution  Fund Draw   Fund Deposit  10/15/97 Distribution  Excess
------------  -----------  ---------   ---------  ---------------------  ---------   ------------  ---------------------  --------
 324,901.08       0.00    -15,519.56   15,410.49         324,792.01        0.00           0.00            324,792.01      1,298.01
============  ===========  ==========  ==========  ====================  =========   ============  =====================  ========




 Class B-2
Reserve Fund
  Beginning                         Investment     Balance Before        Reserve     Reserve       Balance After
  Balance     Deposits    Distrib.   Interest   10/15/97 Distribution   Fund Draw  Fund Deposit  10/15/97 Distribution  Excess
------------  --------  ----------  ----------  ---------------------  ----------  ------------  ---------------------  -------

 215,662.00     0.00     -9,222.94   10,088.27        216,527.33          0.00          0.00           216,527.33        865.33
============  ========  ==========  ==========  =====================  ==========  ============  =====================  ========




Certificate Account as of 9/30/97
--------------------------------------------------------------------------------
Beginning            Deposits                          Investment   Ending
 Balance    Principal      Interest    Distributions    Interest    Balance
---------- ------------- ------------- --------------  --------- ------------
962,326.24 21,308,139.21 22,139,244.74 (42,668,713.05) 31,235.13 1,772,232.27
========== ============= ============= ==============  ========= ============

                        P & I Advances
   -------------------------------------------------------
   Beginning       Recovered        Current        Ending
    Balance         Advances        Advances       Balance
 ------------   ---------------  --------------  ------------
 1,107,169.19   (18,036,267.25)  18,969,729.53   2,040,631.47
=============== ===============  ==============  ============

(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $0.00 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE DEPOSITED INTO THE RESERVE FUND, AND $2,019,949.25 OF SUCH AMOUNTS WERE USED TO PAY SERVICING FEES DUE TO THE SERVICER. CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $40,147,996.05.

OAKWOOD MORTGAGE INVESTORS, INC. 1996-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1996


                                                 Repo Properties
                                               Brought Current by                                    Aggregate Repo Properties
                  Gross Repossessions             Borrower                Net Current Repos            in Trust at Month-End
                            Principal                     Principal                Principal                      Principal
                 #           Balance           #           Balance        #         Balance           #            Balance
                ----    -------------------  ------- ------------------  ---   ------------------  ------  -------------------
Oct-96           22        $  469,188.78        -        $   -            22    $   469,188.78        22       $   469,188.78
Nov-96           30           701,113.01        -            -            30        701,113.01        52         1,170,301.79
Dec-96           45         1,264,049.74        -            -            45      1,264,049.74        97         2,434,351.53
Jan-97           25           790,315.61        -            -            25        790,315.61       122         3,224,667.14
Feb-97           32           860.911.64       (2)   ( 49,064.68)         30        811,846.96       152         4,036,514.10
Mar-97           26           715.402.40       (1)   ( 40,619.68)         25        674,782.72       177         4,711,296.82
Apr-97           38         1,709,211.14       (1)   ( 27,422.03)         37      1,051,789.11       214         5,763,085.93
May-97           41         1,082,560.68       (1)   ( 83,204.48)         40        999,356.20       254         6,762,442.13
Jun-97           37         1,078,156.27       (2)   ( 12,405.18)         35      1,065,751.09       289         7,828,193.22
Jul-97           25           641.459.26       (4)   (121,531.01)         21        519,928.25       310         8,348,121.47
Aug-97           30           868,431.12        -            -            30        868,431.12       340         9,216,552.59
Sep-97           30           905,418.43       (1)    (34,925.83)         29        870,492.60       369        10,087,045.19
                ----   -------------------   -------  ----------------   ---  -------------------  ------  -------------------

Total of month
 end balance    381        $10,456,218.08      (12)   $(369,172.89)      369    $10,087,045.19       2,398    $ 64,051,760.69
                ====   ===================   =======  ================   ===  ===================  ======= ==================

Average month
 end balance     32        $   871,351.51      (1)    ( 30,764.41)        31    $   840,587.10         200    $  5,337,646.72
                ====   ===================   =======   ===============   ====  =================   ======== ==================

OAKWOOD MORTGAGE INVESTORS, INC. 1996-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997


                                                 Delinquency Analysis
                 ---------------------------------------------------------------

                   31 to 59 days                60 to 89 days          90 days and Over       Total Delinq.
                             Principal                Principal                 Principal           Principal
                    #          Balance        #        Balance         #         Balance     #        Balance
                 ------   --------------     ---  ----------------  ------   -------------  ----   -------------------

Oct-96             103    $ 2,864,769.27     50    $  1,384,811.49     31     $ 873,819.78     184     $ 5,123,400.54
Nov-96             121      3,182,973.70     58       1,856,143.66     62     1,712,713.08     241       6,751,830.44
Dec-96             150      3,952,184.62     70       2,000,390.15    100     3,007,770.94     320       8,960,345.71
Jan-97             121      3,129,064.40     68       2,072,767.46    123     3,860,989.65     312       9,062,821.51
Feb-97             114      2,979,812.46     44       1,320,273.04    139     4,448,104.19     297       8,748,189.69
Mar-97             119      3,124,605.72     55       1,513,153.82    134     4,454,987.70     308       9,092,747.24
Apr-97              95      2,707,502.28     58       1,755,681.01    144     4,655,064.31     297       9,118,247.60
May-97             104      2,867,111.70     54       1,601,206.46    159     5,030,367.69     317       9,498,685.85
Jun-97             117      3,105,427.80     60       1,862,971.57    173     5,513,648.89     350      10,482,048.26
Jul-97             122      3,131,014.72     53       1,332,856.81    183     5,963,272.33     358      10,427,143.86
Aug-97             159      4,465,461.22     35         979,577.39    185     5,830,271.83     379      11,275,310.44
Sep-97             159      3,983,017.33     60       1,741,573.57    161     5,179,026.55     380      10,903,617.45
                 -----------------------  --------   -------------  ------  --------------  ------    ---------------

Total of month
 end balance     1,484    $39,492,945.22    665     $19,421,406.43   1,594  $50,530,036.94   3,743    $109,444,388.59
                 =====  ================  ======     ==============  =====  ==============  ======    ===============

Average month
end balance        124    $3,291,078.77      55     $ 1,618,450.54     133  $ 4,210,836.41     312    $  9,120,365.72
                 ======  ==============   ======     ==============  =====  ==============  ======    ===============

OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

REPOSSESSION LIQUIDATION REPORT


             Liquidated
Prepayment    Principal     Sales        Insur.         Total      Repossession
 Period        Balance     Proceeds      Refunds       Proceeds       Expenses
----------  ------------   ------------  ----------  ------------  ------------
SEE MONTHLY INVESTOR REPORT FOR DETAIL
Oct-96        193,277.40     126,060.00    4,606.80    130,666.80     15,434.29
Nov-96        141,853.58     114,500.01    4,648.03    119,148.04     11,177.50
Dec-96        226,932.47     185,920.00   10,255.19    196,175.19     13,455.98
Jan-97        509,550.83     404,140.00   17,614.89    421,754.89     31,327.54
Feb-97        675,401.53     602,455.00   29,770.79    643,661.68     61,118.36
Mar-97        665,972.55     557,608.68   27,581.91    596,382.51     67,836.00
Apr-97        578,797.99     472,434.04   32,933.21    505,367.25     53,092.42
May-97        586,135.15     530,874.00   19,556.91    550,430.91     69,858.25
Jun-97        682,069.62     584,116.36   16,316.08    600,432.44     71,568.19
Jul-97        538,302.91     471,931.00   18,765.11    490,696.11     65,793.64
Aug-97        775,998.82     666,648.83   26,206.31    692,855.14     97,134.46
Sep-97      1,037,044.17     943,355.00   48,439.78    991,794.78    125,905.67
            =============  ============  ==========  ============  ============
            6,611,337.02   5,660,042.92  256,695.01  5,939,365.74    683,702.30
            =============  ============  ==========  ============  ============

               Net                    Net           Current
           Liquidation    Unrecov.  Pass Thru       Period Net   Cumulative
            Proceeds     Advances   Proceeds       Gain/(Loss)  Gain/(Loss)
          ------------- ---------- ------------  --------------  --------------

Oct-96     115,232.51    8,867.04   106,365.47     (86,911.93)
Nov-96     107,970.54    8,659.44    99,311.10     (42,542.48)
Dec-96     182,719.21   13,450.89   169,268.32     (57,664.15)
Jan-97     390,427.35   35,627.16   354,800.19    (154,750.64)
Feb-97     582,543.32   53,605.98   528,937.34    (146,464.19)
Mar-97     528,546.51   54,409.47   474,137.04    (191,835.51)
Apr-97     452,274.83   46,278.53   405,996.30    (172,801.69)
May-97     480,572.66   44,432.02   436,140.64    (149,994.51)
Jun-97     528,864.25   57,064.21   471,800.04    (210,269.58)
Jul-97     424,902.47   46,900.48   378,001.99    (160,300.92)
Aug-97     595,720.68   70,369.60   525,351.08    (250,647.74)
Sep-97     865,889.11  103,566.13   762,322.98    (274,721.19)
         ============  =========  ============  ==============  ==============
         5,255,663.44  543,230.95 4,712,432.49  (1,898,904.53)  (1,898,904.53)
         ============  =========  ============  ==============  ==============

OAKWOOD MORTGAGE INVESTORS, INC. 1996-B
OAKWOOD ACCEPTANCE CORP. - SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING: FISCAL YEAR 1997

CERTIFICATE PRINCIPAL ANALYSIS

PRINCIPAL

                                  Original        Beginning         Current
         Cert.                  Certificate      Certificate       Principal
         Class                    Balances          Balances         Payable
-------------------------     -------------    -------------   ---------------

A-1                            45,290,000.00    40,156,819.69   (21,458,603.08)
A-1 Outstanding Writedown               0.00             0.00             0.00

A-2                            35,585,000.00    35,585,000.00             0.00
A-2 Outstanding Writedown               0.00             0.00             0.00

A-3                            32,350,000.00    32,350,000.00             0.00
A-3 Outstanding Writedown               0.00             0.00             0.00

A-4                            22,642,000.00    22,642,000.00             0.00
A-4 Outstanding Writedown               0.00             0.00             0.00

A-5                            32,350,000.00    32,350,000.00             0.00
A-5 Outstanding Writedown               0.00             0.00             0.00

A-6                            19,409,000.00    19,409,000.00             0.00
A-6 Outstanding Writedown               0.00             0.00             0.00

B-1                            17,253,000.00    17,143,878.22             0.00
B-1 Outstanding Writedown               0.00             0.00             0.00

B-2                            10,783,295.00    10,715,092.82             0.00
B-2 Outstanding Writedown               0.00             0.00             0.00

Excess Asset Principal Balance          0.00       177,323.96             0.00


                              ---------------  --------------   ---------------

                              215,662,295.00   210,529,114.69   (21,458,603.08)
                              ===============  ==============   ===============


                                     Accelerated                       Ending                   Principal Paid
                                      Principal       Writedown      Certificate       Pool       Per $1,000
                                      Writedown      Amounts (1)      Balances        Factor     Denomination
                                     -----------     -----------    -------------    --------    -------------

A-1                                       0.00          0.00        18,698,216.61    41.28553%     473.80
A-1 Outstanding Writedown                 0.00          0.00                 0.00     0.00           0.00

A-2                                       0.00          0.00        35,585,000.00   100.00000%       0.00
A-2 Outstanding Writedown                 0.00          0.00                 0.00     0.00           0.00

A-3                                       0.00          0.00        32,350,000.00   100.00000%       0.00
A-3 Outstanding Writedown                 0.00          0.00                 0.00     0.00           0.00

A-4                                       0.00          0.00        22,642,000.00   100.00000%       0.00
A-4 Outstanding Writedown                 0.00          0.00                 0.00     0.00           0.00

A-5                                       0.00          0.00        32,350,000.00   100.00000%       0.00
A-5 Outstanding Writedown                 0.00          0.00                 0.00     0.00           0.00

A-6                                       0.00          0.00        19,409,000.00   100.00000%       0.00
A-6 Outstanding Writedown                 0.00          0.00                 0.00     0.00           0.00

B-1                                (160,876.16)         0.00        16,983,002.06    98.43507%       9.32
B-1 Outstanding Writedown                 0.00          0.00                 0.00     0.00           0.00

B-2                                (100,549.19)         0.00        10,614,543.63    98.43507%       9.32
B-2 Outstanding Writedown                 0.00          0.00                 0.00     0.00           0.00

Excess Asset Principal Balance      261,425.35          0.00           438,749.31


                                  -------------   -----------  ------------------

                                          0.00          0.00       189,070,511.61
                                  =============  ===========   ==================

(1) THIS REPRESENTS THE AMOUNT OF LOSSES ON THE ASSETS THAT WERE ALLOCATED TO REDUCED THE OUTSTANDING PRINCIPAL BALANCE OF THE CERTIFICATES IN ACCORDANCE WITH THE APPLICABLE POOLING AND SERVICING AGREEMENT.

OAKWOOD MORTGAGE INVESTORS, INC. 1996-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE INTEREST ANALYSIS



    Certificate             Remittance  Beginning    Current       Total              Interest       Ending
      Class                   Rate       Balance     Accrual        Paid              Shortfall     Balance
                          ------------  ---------  -------------  --------------  --------------  -----------


A-1                        5.56355%       0.00      1,813,280.34   1,813,280.34            0.00           0.00
A-1  Carryover Interest    0.00           0.00              0.00           0.00            0.00           0.00
A-1  Writedown Interest    0.00           0.00              0.00           0.00            0.00           0.00

A-2                        6.80000%       0.00      2,419,779.96   2,419,779.96            0.00           0.00
A-2  Carryover Interest    0.00           0.00              0.00           0.00            0.00           0.00
A-2  Writedown Interest    0.00           0.00              0.00           0.00            0.00           0.00

A-3                        7.10000%       0.00      2,296,850.04   2,296,850.04            0.00           0.00
A-3  Carryover Interest    0.00           0.00              0.00           0.00            0.00           0.00
A-3  Writedown Interest    0.00           0.00              0.00           0.00            0.00           0.00

A-4                        7.35000%       0.00      1,664,187.00   1,664,187.00            0.00           0.00
A-4  Carryover Interest    0.00           0.00              0.00           0.00            0.00           0.00
A-4  Writedown Interest    0.00           0.00              0.00           0.00            0.00           0.00

A-5                        7.65000%       0.00      2,474,775.00   2,474,775.00            0.00           0.00
A-5  Carryover Interest    0.00           0.00              0.00           0.00            0.00           0.00
A-5  Writedown Interest    0.00           0.00              0.00           0.00            0.00           0.00

A-6                        8.00000%       0.00      1,552,719.96   1,552,719.96            0.00           0.00
A-6  Carryover Interest    0.00           0.00              0.00           0.00            0.00           0.00
A-6  Writedown Interest    0.00           0.00              0.00           0.00            0.00           0.00

B-1                        8.39200%       0.00      1,427,458.90   1,427,458.90            0.00           0.00
B-1  Carryover Interest    0.00           0.00              0.00           0.00            0.00           0.00
B-1  Writedown Interest    0.00           0.00              0.00           0.00            0.00           0.00

B-2                        9.64400%       0.00      1,025,279.37   1,025,279.37            0.00           0.00
B-2  Carryover Interest    0.00           0.00              0.00           0.00            0.00           0.00
B-2  Writedown Interest    0.00           0.00              0.00           0.00            0.00           0.00

X                                         0.00      4,903,992.32   3,753,637.05    1,150,355.27   1,150,355.27

Service Fee                               0.00      2,019,949.25   2,019,949.25            0.00           0.00
                             -----------------    --------------  --------------  -------------   -------------
                                          0.00     21,598,272.14  20,447,916.87(1) 1,150,355.27    1,150,355.27

                              Interest Paid
                               Per $1,000     Cert.      TOTAL
                              Denomination    Class   DISTRIBUTION
                              -------------   ------  -------------


A-1                               45.15         A-1   23,271,883.42
A-1 Carryover Interest             0.00
A-1 Writedown Interest             0.00

A-2                               68.00         A-2    2,419,779.96
A-2 Carryover Interest             0.00
A-2 Writedown Interest             0.00

A-3                               71.00         A-3    2,296,850.04
A-3 Carryover Interest             0.00
A-3 Writedown Interest             0.00

A-4                               73.50         A-4    1,664,187.00
A-4 Carryover Interest             0.00
A-4 Writedown Interest             0.00

A-5                               76.50         A-5    2,474,775.00
A-5 Carryover Interest             0.00
A-5 Writedown Interest             0.00

A-6                               80.00         A-6    1,552,719.96
A-6 Carryover Interest             0.00
A-6 Writedown Interest             0.00

B-1                               83.26         B-1    1,588,335.06
B-1 Carryover Interest             0.00
B-1 Writedown Interest             0.00

B-2                               95.69         B-2    1,125,828.56
B-2 Carryover Interest             0.00
B-2 Writedown Interest             0.00

X                                                X     3,753,637.05

Service Fee                                            2,019,949.25
                                                      -------------
                                                      42,167,945.30(1)
                                                      =============

Cumulative Unpaid "X"       1,150,355.27
Cumulative Unpaid Turbo       748,549.26
                            ------------
Cumulative Total Losses     1,898,904.53
                            ============



(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $0.00 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE DEPOSITED INTO THE RESERVE FUND, AND $2,019,949.25 OF SUCH AMOUNTS WERE USED TO PAY SERVICING FEES DUE TO THE SERVICER. CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $40,147,996.05.

                         Independent Accountant's Report
                   ----------------------------------------


November 3, 1997

To the Board of Directors
of Oakwood Acceptance Corporation






We have examined management's assertion about Oakwood Acceptance Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (USAP) as of and for the year ended September 30, 1997 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 1997 is fairly stated, in all material respects.



/s/ PRICE WATERHOUSE LLP

November 3, 1997


Price Waterhouse LLP
Suite 1800
200 West 2nd Street
Winston-Salem, NC 27101

Ladies and Gentlemen:

As of and for the year ended September 30, 1997, Oakwood Acceptance Corporation
(OAC) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (the "USAP"). As of and for this same period, OAC had in effect a fidelity bond and errors and omissions policy in the amount of $5,000,000 and $3,500,000 respectively.



/s/ Nicholas J St. George                        /s/ C. Michael Kilbourne
Nicholas J. St. George, Chairman of the Board    C. Michael Kilbourne, President





/s/ Robert A. Smith                              /s/ Douglass R Muir
Robert A. Smith, EVP-Consumer Finance            Douglas R. Muir, VP, Treasurer/
                                                          Secretary



/s/ Matthew S. Hukill
Matthew S. Hukill, Controller

                         OAKWOOD ACCEPTANCE CORPORATION
                          ANNUAL OFFICER'S CERTIFICATE

                        OAKWOOD MORTGAGE INVESTORS, INC.
                  SENIOR/SUBORDINATED PASS-THROUGH CERTIFICATES
                                  SERIES 1996-B


     Pursuant to Section 3.13(a) of the Standard Terms to Pooling and Servicing Agreement (November 1995 Edition) which is incorporated in the Pooling and Servicing Agreement dated July 1, 1996 among Oakwood Mortgage Investors, Inc., Oakwood Acceptance Corporation (the "Servicer") and PNC Bank, N.A., the undersigned officer of the Servicer hereby certifies that a review of the activities of the Servicer during the period October 1, 1996 through September 30, 1997 and of its performance under the Pooling and Servicing Agreement has been made under his supervision and to the best of his knowledge, based on such review, the Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement through such period.

By:  /s/ Douglas R. Muir

Name:  Douglas R. Muir

Title:  Vice President

Date:  September 30, 1997